Form 10-K
period 1997-02-28
RELIABLE FINANCIAL SERVICES INC
filed 1997-08-28
CIK 1005290

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended                               Commission File Number
    February 28, 1997                                            33-80699
-------------------------                               ----------------------

                          Reliable Auto Receivables
                            Grantor Trust, 1996-1
-------------------------------------------------------------------------------
     (Name of Trust Fund issuing 5.80% Asset Backed Certificates, Class A and 0.72% Asset Backed Certificates, Class I)


                       Reliable Financial Services, Inc.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 Puerto Rico                              66-0436232
      --------------------------------                ------------------
        (State or other jurisdiction                    (IRS employer
      or incorporation or organization)               Identification no.)

           1101 Munoz Rivera Avenue
           Rio Piedras, Puerto Rico                          00908
       -------------------------------                 -----------------
            (Address of principal                          (Zip Code)
              executive offices)

         Registrant's telephone number, including area code:  (787) 759-2174

         Securities registered pursuant to Section 12(b) of the Act:   None

         Securities registered pursuant to Section 12(g) of the Act:   None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         YES [X]              NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                            [ ]

Aggregate market value of the voting stock held by non-affiliates of the
Registrant: None.

Number of shares of common stock of the Registrant outstanding as of February 28, 1997: Not applicable.

                      DOCUMENTS INCORPORATED BY REFERENCE


Documents incorporated herein by reference are as follows:

1. The Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 on February 28, 1996 (File No. 33-80699).

2. Monthly statements sent to Certificateholders with the distributions for the period ranging from March 1996 to August 1997, incorporated as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 1997.

3. Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-80699)).

4. Registrant's Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (File No. 33-80699)).

5.       The Pooling and Servicing Agreement (incorporated by reference to
         Exhibit 4.1 to Regitration Statement on Form S-1
         (File No. 33-80699)).



                                     PART I

ITEM 1.           BUSINESS

                  Not applicable.

ITEM 2.           PROPERTIES

                  The information furnished by the Servicer on behalf of the Trust, with regard to aggregate principal amount of delinquent receivables, is hereby incorporated by reference to the monthly distribution date statements sent to the certificateholders for the distribution dates occurring on March 15, 1996 through February 15, 1997.

ITEM 3.           LEGAL PROCEEDINGS

                  There are no material pending legal proceedings with respect to the Registrant either as Originator or Servicer, or to the best of our knowledge, the Issuer or the Trustee, with respect to the Issuer, other than ordinary routine litigation, if any, incidental to the duties of the Issuer, the Trustee, or the Registrant under the Pooling and Servicing Agreement.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No vote or consent of the Class A or Class I
                  Certificateholders has been solicited or required during the period covered by this Report.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

                  (a) There is no established public trading market for the Certificates representing undivided interest in the pool established by the Registrant of retail installment sale contracts secured by new and used automobiles and light-duty trucks.

                  (b) At February 28, 1997, the approximate number of holders of record of the Certificates was as follows:


                                                                   Number of
                                                                     Record
                                                                    Holders
                                                                   ---------
                  Reliable Auto Receivables Grantor Trust 1996-1
                  5.80% Asset Backed Certificates, Class A
                  0.72% Asset Backed Certificates, Class I.....        14

                  (c)      Not applicable.

ITEM 6.           SELECTED FINANCIAL DATA

                  Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Not applicable.

ITEM 11.          EXECUTIVE COMPENSATION

                  Not applicable.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  (a)      Not applicable.

                  (b)      Not applicable.

                  (c)      Not applicable.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  (a)      Not applicable.


                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

                  (a)   1.      (1)  Pursuant to the Pooling and Servicing
                                Agreement, the Servicer is required to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing
                                Agreement and certain other matters (the "Annual
                                Officer's Certificate"). The Servicer is also required to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual
                                Report of the Firm of Accountants").  The Annual
                                Officer's Certificate for the Issuer's fiscal year ended on February 28, 1997 and the Annual
                                Report of the Firm of Accountants for said fiscal year are each included as Exhibits to this Form 10-K.

                                (2) Monthly statements sent to Certificate-holders with the distributions for the period ranging from March 1996 to February 1997, incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 1997.

                        2.      Not applicable.

                        3.      The required exhibits are as follows:

                        3(i)(a) Articles of Incorporation of Registrant
                                (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File
                                No. 33-80699)).

                        3(i)(b) Certificate of Merger dated February 21, 1997
                                with respect to the merger of Normerge
                                Corporation with and into Reliable Financial
                                Services, Inc. which amended Articles of Incorporation of Registrant.

                        3(ii)   Registrant's Bylaws (incorporated by
                                reference to Exhibit 3.2 to Registration
                                Statement on Form S-1 (File No. 33-80699)).

                        4.      The Pooling and Servicing Agreement
                                (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Regitration Statement on Form S-1 (File No. 33-80699)).

                        99.1    Annual Officer's Certificate

                        99.2    Annual Report of the Firm of Accountants

                  (b) Reports on Form 8-K filed during the last quarter of the period covered by this Report: None.

                  (c) Exhibits required to be filed by the Registrant pursuant to item 601 of Regulation S-K are listed in the Exhibit Index immediately following the signature page hereof.

                  (d)   Not applicable.


      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RELIABLE FINANCIAL SERVICES, INC., as
                                        originator of RELIABLE AUTO RECEIVABLES
                                        TRUST 1996-1, issuer of the 5.80% Asset
                                        Backed Certificates, Class A and 0.72%
                                        Asset Backed Certificates, Class I

                                        By:  Reliable Financial Services, Inc.,
                                             as Servicer*



                                             By:    /s/ Jose Arbona Lago
                                                 ----------------------------
                                           Name:        Jose Arbona Lago
                                          Title:    Executive Vice President


Date:    August 27, 1997


         * This report is being filed by the Servicer on behalf of the Reliable Auto Receivables Grantor Trust 1996-1 (the "Trust"). The Trust does not have officers or directors.

                                 EXHIBIT INDEX



Exhibit No.                                                           Page
-----------                                                           ----
          3(i)(b) Certificate of Merger dated February 21, 1997
                  with respect to the merger of Normerge
                  Corporation with and into Reliable Financial
                  Services, Inc., which amended Articles of
                  Incorporation of Registrant

          99.1    Annual Officer's Certificate of Reliable
                  Financial Services, Inc. for the year
                  ended February 28, 1997

          99.2 Annual Accountants' Report on servicing for year ended February 28, 1997

